Form 10-Q
period 2000-06-30
DAIMLERCHRYSLER AUTO TRUST 2000 B
filed 2000-08-11
CIK 1114881

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended    June 30, 2000
                                   --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from             to
                                   ------------  ------------

Commission file number: 333-92583-02
                        ------------


                        DAIMLERCHRYSLER AUTO TRUST 2000-B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  State of Delaware                     Applied for
--------------------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S.  Employer
         incorporation or organization)                Identification No.)


           27777 Franklin Road, Southfield, Michigan           48034
--------------------------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code      (248) 512-3990
                                                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                                  JUNE 30, 2000
                            (in millions of dollars)

ASSETS

Cash and Cash Equivalents (Note 1)                                   $    5.0

Receivables (Note 2)                                                  1,956.3
                                                                      -------


TOTAL ASSETS                                                         $1,961.3
                                                                     ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                        $   50.3

Asset Backed Securities (Notes 2 and 3)                               1,911.0
                                                                      -------


TOTAL LIABILITIES AND EQUITY                                         $1,961.3
                                                                     ========










See Notes to Financial Statements.

                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
          FOR THE PERIOD MAY 1, 2000 (INCEPTION) THROUGH JUNE 30, 2000
                            (in millions of dollars)

CASH RECEIPTS


Proceeds from Sale of Asset Backed Securities                                           $1,982.8

Collections of Principal & Interest, and Other                                              87.7
                                                                                        --------

TOTAL CASH RECEIPTS                                                                      2,070.5
                                                                                        --------



CASH DISBURSEMENTS

Purchase of Receivables                                                                  1,982.8

Distribution of Principal & Interest, and Other                                             82.7
                                                                                        --------

TOTAL CASH DISBURSEMENTS                                                                 2,065.5
                                                                                        --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                                           $    5.0
                                                                                        ========










See Notes to Financial Statements.

                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of DaimlerChrysler Auto Trust 2000-B (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Company L.L.C. ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.

AMOUNTS HELD FOR FUTURE DISTRIBUTION

Amounts held for future distribution represent certain short-term investments held for future distributions to Securityholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Securityholders will be distributed to DaimlerChrysler Retail Receivables LLC ("DCRR").

ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)



                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SALE OF ASSET BACKED SECURITIES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 2000, among DCRR, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On May 15, 2000, the Trust issued $408,420,000 aggregate principal amount of 6.72% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $620,000,000 aggregate principal amount of 7.30% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $455,000,000 aggregate principal amount of 7.53% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $425,000,000 aggregate principal amount of 7.63% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 2000, between the Trust and Bank One, National Association, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after April 27, 2000, transferred to the Trust by CFC on May 15, 2000. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $74,354,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Class A-1 Notes and Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.


NOTE 3 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the eighth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing June 8, 2000. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated May 9, 2000, and the Prospectus dated February 29, 2000 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the servicer exercises its option to purchase the Receivables. The servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.

                        DIAMLERCHRYSLER AUTO TRUST 2000-B
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") dated as of May 1, 2000, among DCRR, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On May 15, 2000, the Trust issued $408,420,000 aggregate principal amount of 6.72% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $620,000,000 aggregate principal amount of 7.30% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $455,000,000 aggregate principal amount of 7.53% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $425,000,000 aggregate principal amount of 7.63% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 2000, between the Trust and Bank One, National Association, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after April 27, 2000, transferred to the Trust by CFC on May 15, 2000. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $74,354,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Class A-1 Notes and Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

                           PART II. OTHER INFORMATION


ITEM 1

There is nothing to report with regard to this item.

Item 2

(1)      The effective date of the Securities Act registration statement:
         December 21, 1999. The date of the Prospectus Supplement is May 9,
         2000.


(2)      The offering date:  May 15, 2000


(4)      The offering did not terminate before any securities were sold.


(i) The offering has terminated and all securities registered were sold before termination.


(ii)     The name(s) of the managing underwriter(s):

         Chase Securities Inc.
         Morgan Stanley & Co. Incorporated
         Credit Suisse First Boston Corporation
         Deutsche Bank Securities Inc.
         J.P. Morgan Securities Inc.
         Salomon Smith Barney Inc.


(iii)    The title of each class of securities registered:

         7.30% Asset Backed Notes, Class A-2
         7.53% Asset Backed Notes, Class A-3
         7.63% Asset Backed Notes, Class A-4

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):


=========================== ====================== ========================= ======================== =============================

           Title                    Amount                 Aggregate                  Amount                    Aggregate
            Of                    Registered               Price of                    Sold                     Offering
         Security                                          Offering                                             Price of
                                                            Amount                                               Amount
                                                          Registered                                              Sold
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

7.30% Asset Backed Notes,   $  620,000,000         $  619,942,960            $  620,000,000           $  619,942,960
Class A-2

--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

7.53% Asset Backed Notes,   $  455,000,000         $  454,994,085            $  455,000,000           $  454,994,085
Class A-3
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

7.63% Asset                 $  425,000,000         $  424,993,625            $  425,000,000           $  424,993,625
Backed Notes, Class A-4
--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

--------------------------- ---------------------- ------------------------- ------------------------ -----------------------------

TOTAL                       $1,500,000,000         $1,499,930,670            $1,500,000,000           $1,499,930,670
=========================== ====================== ========================= ======================== =============================

    (v) The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for the following:

    (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten
              (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

    (B)       Direct or indirect payments to others:

              (1)      Underwriting discounts and commissions:             $2,923,125
              (2)      Finders' Fees:                                              $0
              (3)      Expenses paid to or for underwriters:                       $0
              (4)      Other expenses:                                             $0
              (5)      Total expenses:                                     $2,923,125

    (vi) The net offering proceeds to the issuer after deducting the total expenses: $1,497,007,545

    (vii) The amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified): None

         Any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B)      Direct or indirect payments to others:

         The net proceeds from the sale of the securities were applied by the issuer (i) to the purchase of receivables from Chrysler Financial Company L.L.C. and (ii) to make the initial deposit into the Reserve
         Account:   $1,497,007,545


(viii) This Item does not represent a material change in the use of proceeds described in the prospectus.

ITEMS 3,4,5

There is nothing to report with regard to these items.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of this report:

Exhibit No.

    3          Certificate of Trust of DaimlerChrysler Auto Trust 2000-B.

    4.1        Amended  and  Restated  Trust  Agreement,  dated  as of May 1,
               2000, among DaimlerChrysler Retail Receivables LLC, Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee.

    4.2 Indenture, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Bank One, National Association, as Indenture Trustee (excluding Schedule A).

    4.3 Sale and Servicing Agreement, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Chrysler Financial Company L.L.C. (excluding Schedules A and B).

     27        Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                        DAIMLERCHRYSLER AUTO TRUST 2000-B


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  DaimlerChrysler Auto Trust 2000-B (Registrant)
                           By:    Chrysler Financial Company L.L.C., as Servicer
                                  ----------------------------------------------






Date:  August 9, 2000      By:    /s/ David H. Olsen
                                  ----------------------------------------------
                                  David H. Olsen, Vice President and Controller
                                                Principal Accounting Officer

                        DAIMLERCHRYSLER AUTO TRUST 2000-B


                                  EXHIBIT INDEX





      Exhibit
      Number                        Description of Exhibit

        3           Certificate of Trust of DaimlerChrysler Auto Trust 2000-B.

        4.1 Amended and Restated Trust Agreement, dated as of May 1, 2000, among DaimlerChrysler Retail Receivables LLC, Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee.

        4.2 Indenture, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Bank One, National Association, as Indenture Trustee (excluding Schedule A).

        4.3 Sale and Servicing Agreement, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Chrysler Financial Company L.L.C. (excluding Schedules A and B).

        27          Financial Data Schedule