Form 10-K405
period 2000-12-31
DAIMLERCHRYSLER AUTO TRUST 2000 B
filed 2001-03-30
CIK 1114881

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended     December 31, 2000
                              ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from              to
                                   ------------    ------------

Commission file number: 333-92583-02
                        ------------



                        DAIMLERCHRYSLER AUTO TRUST 2000-B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               State of Delaware                                52-22543569
--------------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S.  Employer
         incorporation or organization)                      Identification No.)


           1201 Market Street, Wilmington, Delaware               19801
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code        (248) 512-3990
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I.


ITEM 1.          BUSINESS

DaimlerChrysler Auto Trust 2000-B (the "Trust") was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 2000, DaimlerChrysler Retail Receivables LLC ("DCRR"), Chrysler Financial Company L.L.C. ("CFC" and "Servicer"), and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On May 15 2000, the Trust issued $408,420,000 aggregate principal amount of 6.72% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $620,000,000 aggregate principal amount of 7.30% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $455,000,000 aggregate principal amount of 7.53% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $425,000,000 aggregate principal amount of 7.63% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 2000, between the Trust and Bank One, National Association, (the "Indenture Trustee".) The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after April 27, 2000, transferred to the Trust by CFC on May 15, 2000. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $74,354,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered and will initially be held by the Servicer, which may thereafter sell the Class A-1 Notes and Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.


The Trust has no employees.

ITEM 2.             PROPERTIES

Aggregate number and principal amount of delinquent receivables as of December 31, 2000: $7,216,044 Delinquency rates and net losses on the receivables as of December 31, 2000: .40000% and .9219% respectively.

ITEM 3.             LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of securities issued by the Trust as of the date of this report are: Class A-2: 21; Class A-3: 20; Class A-4: 23.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 2000, among DCRR, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On May 15 2000, the Trust issued $408,420,000 aggregate principal amount of 6.72% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $620,000,000 aggregate principal amount of 7.30% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $455,000,000 aggregate principal amount of 7.53% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $425,000,000 aggregate principal amount of 7.63% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 2000, between the Trust and the Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after April 27, 2000, transferred to the Trust by CFC on May 15 2000. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $74,354,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered and will initially be held by the Servicer, which may thereafter sell the Class A-1 Notes and Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                                DECEMBER 31, 2000
                            (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                           $    5.0

Receivables (Note 2)                                          1,640.4
                                                              -------


TOTAL ASSETS                                                 $1,645.4
                                                             ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                $   65.6

Asset Backed Securities (Notes 2 and 3)                       1,579.8
                                                              -------

TOTAL LIABILITIES AND EQUITY                                 $1,645.4
                                                             ========



















See Notes to Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPLLEMENTARY DATA (CONTINUED)


                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD MAY 1, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000
                            (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Asset Backed Securities           $1,982.8

Collections of Principal & Interest, and Other             491.0
                                                        --------

TOTAL CASH RECEIPTS                                      2,473.8
                                                        --------



CASH DISBURSEMENTS

Purchase of Receivables                                  1,982.8

Distribution of Principal & Interest, and Other            486.0
                                                        --------

TOTAL CASH DISBURSEMENTS                                 2,468.8
                                                        --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS           $    5.0
                                                        ========















See Notes to Financial Statements.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from CFC which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.

AMOUNTS HELD FOR FUTURE DISTRIBUTION

Amounts held for future distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to DaimlerChrysler.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


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

                        DAIMLERCHRYSLER AUTO TRUST 2000-B
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.

NOTE 5 - FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 2000 were as follows:

                                                      Carrying          Fair
                                                        Amount          Value
                                                       --------         -----
                                                     (in millions of dollars)

Cash and Cash Equivalents                           $     5.0       $     5.0
Receivables                                         $ 1,640.4       $ 1,589.4
Amounts Held for Future Distribution                $    65.6       $    (3.5)
Asset Backed Securities                             $ 1,579.8       $ 1,597.9


Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates market value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 2000.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for remaining amounts due DCRR.

The fair value of Asset Backed Securities was estimated using quoted market prices.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Member
Chrysler Financial Company L.L.C.:


We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of the DaimlerChrysler Auto Trust 2000-B (the "Trust") as of December 31, 2000, and the related statement of cash receipts and disbursements for the period May 1, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the management of Chrysler Financial Company L.L.C., servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the cash receipts and disbursements basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the DaimlerChrysler Auto Trust 2000-B as of December 31, 2000, and its cash receipts and disbursements for the period May 1, 2000 (inception) through December 31, 2000 on the basis of accounting described in Note 1.


/s/ KPMG LLP


Detroit, Michigan
March 26, 2001

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11.    EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

                                    PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

(1)      Financial Statements

         Financial statements for DaimlerChrysler Auto Trust 2000-B as follows:

         Statement of Assets, Liabilities and Equity - December 31, 2000 (page 4 of this report)

         Statement of Cash Receipts and Disbursements for the period May 1, 2000 (inception) through December 31, 2000 (page 5 of this report)

         Notes to Financial Statements (pages 6, 7, and 8 of this report)

         Independent Auditors' Report (page 9 of this report)

(2)      Financial Statement Schedules

         All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - (CONTINUED)

3.   Exhibits

     Exhibit No.


     3 Certificate of Trust of DaimlerChrysler Auto Trust 2000-B. Filed as Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference.

     4.1 Amended and Restated Trust Agreement, dated as of May 1, 2000, among DaimlerChrysler Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference

     4.2 Indenture, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Bank One, National Association, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference

     4.3 Sale and Servicing Agreement, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference

    99.1       Annual Servicer's Certificate for the year ended December 31,
               2000.

    99.2 Monthly Servicer Report of the Trust for December 2000 setting forth information as of year ended 2000.

(b) The following reports on Form 8-K were filed by the Trust during the period for which this report is filed:

    Date of Report       Date Filed            Item Nos.    Financial Statements
    --------------       ----------            ---------    --------------------

    August 31, 2000      August 31, 2000       5                 No

    September 15, 2000   September 18, 2000    5                 No

    October 16, 2000     October 16, 2000      5                 No

    November 15, 2000    November 15, 2000     5                 No

    December 15, 2000    December 15, 2000     5                 No

                        DAIMLERCHRYSLER AUTO TRUST 2000-B


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                DaimlerChrysler Auto Trust 2000-B (Registrant)
                           By:  Chrysler Financial Company L.L.C., as Servicer
                                ------------------------------------------------







Date:  March 26, 2001      By:       /s/ Norbert Meder
                                -----------------------------------------------
                                Norbert  Meder, Vice President and Controller
                                                Principal Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders

                        DAIMLERCHRYSLER AUTO TRUST 2000-B


                                  EXHIBIT INDEX


     Exhibit
     Number                   Description of Exhibit

     3 Certificate of Trust of DaimlerChrysler Auto Trust 2000-B. Filed as Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference

     4.1 Amended and Restated Trust Agreement, dated as of May 1, 2000, among DaimlerChrysler Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference


     4.2 Indenture, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Bank One, National Association, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference


     4.3 Sale and Servicing Agreement, dated as of May 1, 2000, between DaimlerChrysler Auto Trust 2000-B and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 2000, and incorporated herein by reference

    99.1       Annual Servicer's Certificate for the year ended December
               31, 2000.

    99.2 Monthly Servicer Report for the trust for December 2000 setting forth information as of year-end 2000.